Form 10KSB
period 1999-12-31
ARGEN CORP
filed 2000-04-13
CIK 1098860

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-KSB

      ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 1999

  ( )  Transition   Report   Pursuant  to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

                  For the transition period from __________ to __________.

                             Commission File Number:

                                     ARGEN CORPORATION
                                     -----------------
                   (Exact name of Registrant as specified in its Charter)

      DELAWARE                                       Pending

(State of or other jurisdiction of            (IRS Employer I.D.  No.)
incorporation or organization)

                     1490 Blue Jay Circle, Weston, FL 33327

                     Address of Principle Executive Offices:

                                  (954) 385-2553
                                  --------------
                    Registrant's telephone number, including area code:

                Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

                Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. _X_ Yes ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X__

Issuer's revenues for the most recent fiscal year: NONE

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of April 13, 2000.

                        5,000,000 Common Shares

                   Documents Incorporated By Reference - NONE

                Transitional small business disclosure format. ___ Yes _X_No

                                Argen Corporation

                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Description of Business                2
              ITEM 2. Properties                            11
              ITEM 3. Legal Proceedings                     11
              ITEM 4. Submission of Matters to a Vote of
                      Security Holders                      11

     PART II

              ITEM 5. Market for the Common Equity and
                      Related Stockholder Matters           12
              ITEM 6. Plan of Operation                     12

              ITEM 7. Financial Statements                  17
              ITEM 8. Changes In and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosures                 32

     PART III

              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance with Section 16(a) of the
                      Exchange Act                          32
              ITEM 10 Executive Compensation                33
              ITEM 11 Security Ownership of Certain
                      Beneficial Owners and Management      33
              ITEM 12 Certain Relationships and Related     34
                      Transactions

              ITEM 13 Exhibits, Financial Statement
                      Schedules and Reports on Form 8-K     35

                      Signatures                            36

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS

      Argen Corporation ("we, us, our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No 7, and intend to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

      We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

      We were formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

Risk Factors

      Our business is subject to numerous risk factors, including the following:

      WE HAVE NO OPERATING HISTORY NOR REVENUE AND MINIMAL ASSETS. We have had no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. Joren LLC, our sole shareholder, has agreed to pay, without repayment by us, all expenses incurred by us until a business combination occurs.

      WE HAVE ONLY ONE DIRECTOR AND ONE OFFICER. Our president and sole officer is Alfred Arberman who is also our sole director and the controlling shareholder of our sole shareholder. Because management consists of only one person, we do not benefit from multiple judgements that a greater number of directors or officers would provide and we will rely completely on the judgement of our sole officer and director when selecting a target company. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to us, would be desirable. Mr. Arberman anticipates devoting only a limited amount of time per month to the business. Mr. Arberman has not entered into a written employment agreement with us and he is not expected to do so. We have not obtained key man life insurance on Mr. Arberman. The loss of the services of Mr. Arberman would adversely affect the development of our business and our likelihood of continuing operations.

      CONFLICTS OF INTEREST. Mr. Arberman, our president, participates in other business ventures which may compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future. We have adopted a policy that we will not enter into a business combination with any entity in which any member of management serves as an officer, director or partner, or in which such person or such person's affiliates or associates hold any ownership interest. The terms of business combination may include such terms as Mr. Arberman remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Arberman for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Arberman would directly benefit from such employment or payment. Such benefits may influence Mr. Arberman's choice of a target company. Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets of could be used or attached to satisfy any liabilities subject to such indemnification. See "ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS--Conflicts of Interest."

      OUR PROPOSED OPERATIONS ARE SPECULATIVE. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. There is no assurance that we will identify a target company and consummate a business combination.

      PURCHASE OF PENNY STOCKS CAN BE RISKY. In the event that a public market develops for our securities following a business combination, such securities may be classified as a penny stock depending upon their market price and the manner in which they are traded. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Thus an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

      THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

      THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION. We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us.

      REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

      LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have neither conducted, nor have others made available to us, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us; there is no assurance we will be successful in completing any such business combination.

      REGULATION UNDER INVESTMENT COMPANY ACT. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

      PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, Joren LLC., our sole shareholder, may agree to sell or transfer all or a portion of his common stock so to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

      POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION. A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of our common stock may increase or decrease, perhaps significantly.

      TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Search for a Target Company

      We intend to enter into a business combination with a target company in exchange for our securities. We have not engaged in any negotiations with any specific entity regarding the possibility of a business combination with us. We have entered into an agreement with Joren LLC., our sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as we have effected a business combination. Joren LLC., Inc. has agreed to pay all our expenses without repayment until such time as a business combination is effected. Alfred Arberman, who is our sole officer and director, is the sole officer and director and controlling shareholder of Joren LLC.

     Joren LLC. may only locate potential target companies for us and is not authorized to enter into any agreement with a potential target company binding us. Our agreement with Joren LLC. is not exclusive and Joren LLC. has entered into agreements with other companies similar to us on similar terms. Joren LLC. may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from a target company.

      Joren LLC. owns 5,000,000 shares of our common stock for which it paid $500, or $.0001, par value, per share. Joren LLC. has entered, and anticipates that it will enter, into agreements with other consultants to assist it in locating a target company and Joren LLC. may share its stock in the Company with or grant options on such stock to such referring consultants and may make payment to such consultants from its own resources. There is no minimum or maximum amount of stock, options, or cash that we may grant or pay to such consultants. Joren LLC. is solely responsible for the costs and expenses of its activities in seeking a potential target company, including any agreements with consultants, and we have no obligation to pay any costs incurred or negotiated by Joren LLC.

      Joren LLC. anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. To date Joren LLC. has not utilized solicitation, does not anticipate that it will do so, and expects to rely on referrals from consultants in the business and financial communities for referrals of potential target companies.

Management of the Company

     We have no full time employees. Alfred Arberman is our sole officer and our sole director. Mr. Arberman is also the controlling shareholder of Joren LLC., our sole shareholder. Mr. Arberman, as our president, has agreed to allocate a portion of his time to our activities without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Arberman and the potential demands of our activities.

      The amount of time spent by Mr. Arberman on our activities is not predictable. Such time may vary widely from an extensive amount when reviewing a target company and effecting a business combination to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict, with any precision, the exact amount of time Mr. Arberman will actually be required to spend to locate a suitable target company. Mr. Arberman estimates that our business plan can be implemented by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

General Business Plan

      Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

      We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

      We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

      We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of or within 60 days following the due date for filing its Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of the business combination. We intend to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. We may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

      We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

      Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwriting and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Terms of a Business Combination

      In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

      It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or has consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

      While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

      With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event that we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

      We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

      Joren LLC. will pay all expenses in regard to its search for a suitable target company. We do not anticipate expending funds for locating a target company. Alfred Arberman, our officer and director, will provide his services without charge or repayment by us. To date, Joren LLC. has incurred expenses on our behalf aggregating approximately $299, including incorporation and accounting expenses. We will not borrow any funds to make any payments to our management, its affiliates or associates.

      Our Board of Directors has passed a resolution which contains a policy that we will not seek a business combination with any entity in which our officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

Undertakings and Understandings Required Of Target Companies

      As part of a business combination agreement, we intend to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act
(ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

      A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in us within the United States financial community. We do not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in our securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in our securities, which may result in a significant pressure on their market price. We may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

      A business combination with us separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with us normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. We may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

      Prior to completion of a business combination, we will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

      We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

ITEM 2 - PROPERTIES

      We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3 - LEGAL PROCEEDINGS

      NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                                    PART II.

IETM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISSCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See PART F/S, "FINANCIAL STATEMENTS." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

      We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

      We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

      We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

      The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

      We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of or within 60 days following the due date for filing its Form 8-K which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of the business combination. We intend to acquire or merge with a company for which audited financial statements are available or for which it believes audited financial statements can be obtained within the required period of time. We may reserve the right in the documents for the business combination to void the transaction if the audited financial statements are not timely available or if the audited financial statements provided do not conform to the representations made by the target company.

      We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

      Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwriting and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

      A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

CAUTIONARY STATEMENT

      This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Corporation's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the Corporation's filings with the SEC. The Corporation undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

ITEM 7 - FINANCIAL STATEMENTS

                                ARGEN CORPORATION
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------



Independent Auditors' Report                                                F-2

Financial Statements as of and for the period November 8, 1999 (date of incorporation) to December 31, 1999

  Balance Sheet                                                             F-3

  Statement of Operations                                                   F-4

  Statement of Stockholder's Deficit                                        F-5

  Statement of Cash Flows                                                   F-6

  Notes to Financial Statements                                             F-7



--------------------------------------------------------------------------------









                                       F-1

                   [Letterhead of Kingery, Crouse & Hohl P.A.]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Argen Corporation:

We have audited the accompanying balance sheet of Argen Corporation (the "Company"), a development stage enterprise, as of December 31, 1999 and the related statements of operations, stockholder's deficit and cash flows for the period November 8, 1999 (date of incorporation) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and its cash flows for the period November 8, 1999 (date of incorporation) to December 31, 1999 in conformity with generally accepted accounting principles.

            Kingery, Crouse & Hohl P.A.

March 29, 2000
Tampa, FL
                                F-2

                                Argen Corporation
                           (A Development Stage Enterprise)

                        BALANCE SHEET AS OF DECEMBER 31, 1999

----------------------------------------------------------------------------

ASSETS - Cash                                                       $        500
------
                                                                    ------------

TOTAL                                                               $        500
                                                                    ============


LIABILITIES AND STOCKHOLDER'S DEFICIT

LIABILITIES - Accrued liabilities                                   $      1,500
                                                                    ------------

STOCKHOLDER'S DEFICIT:

Preferred stock - $.0001 par value: 5,000,000 shares
 authorized; zero shares issued and outstanding                                0
Common stock - $.0001 par value; 20,000,000 shares
 authorized; 5,000,000 shares issued and outstanding                         500
Additional paid-in capital                                                 2,057
Deficit accumulated during the development stage                         (3,557)
                                                                    ------------

   Total stockholder's deficit                                           (1,000)
                                                                    ------------

TOTAL                                                               $        500
                                                                    ============



--------------------------------------------------------------------------------

See notes to financial statements

                                 Argen Corporation
                          (A Development Stage Enterprise)

                     STATEMENT OF OPERATIONS FOR THE PERIOD NOVEMBER 8, 1999
                           (DATE OF INCORPORATION) TO DECEMBER 31, 1999

-------------------------------------------------------------------------------

EXPENSES:
 Organization costs                                                    $  299
 Professional fees                                                      3,258
                                                                     -----------

NET LOSS                                                             $ (3,557)
                                                                     ===========

BASIC AND DILUTED NET LOSS PER SHARE                                   $  0.00
                                                                     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           5,000,000
                                                                     ===========



--------------------------------------------------------------------------------

See notes to financial statements

                                Argen Corporation

                        (A Development Stage Enterprise)

              STATEMENT OF STOCKHOLDER'S DEFICIT FOR THE PERIOD NOVEMBER 8, 1999
                  (DATE OF INCORPORATION) TO DECEMBER 31, 1999

--------------------------------------------------------------------------------

                                                               Deficit
                                                             Accumulated
                                                             During the
                              Common Stock      Additional   Development
                          Shares     Par Value Paid-in Capital Stage        Total
                        ----------  --------- ------------  ------------  ----------
Balances, November 8,
1999 (date of
incorporation)                 0      $     0         $   0       $   0            0

Issuance of common      5,000,000         500                                    500
stock

Contributed capital                                   2,057                    2,057

Net loss for the period,
November 8, 1999
(date of incorporation)
to December 31, 1999                                             (3,557)      (3,557)
                          --------- ----------  ------------ -----------   -----------
Balances, December 31,
1999                      5,000,000  $    500     $   2,057    $ (3,557)    $ (1,000)
                          ========= ==========  ============ ===========  ===========








------------------------------------------------------------------

See notes to financial statements

                                       F-5

                                Argen Corporation

                                 (A Development Stage Enterprise)

 STATEMENT OF CASH FLOWS FOR THE PERIOD NOVEMBER 8, 1999 (DATE OF INCORPORATION)
                              TO DECEMBER 31, 1999

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITES:
   Net loss                                                     $ (3,557)
   Adjustments to reconcile net loss to net cash
   used by operating activities - increase in accrued
   liabilities                                                     1,500
                                                               -----------

NET CASH USED BY OPERATING ACTIVITIES                             (2,057)
                                                               -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              500
  Capital contributions                                             2,057
                                                               -----------

CASH PROVIDED BY FINANCING ACTIVITIES                               2,557
                                                               -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             500

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          0
                                                               -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  500
                                                               ===========

TAXES PAID                                                          $   0
                                                               ===========

INTEREST PAID                                                       $   0
                                                               ===========



--------------------------------------------------------------------------------

See notes to financial statements

                                Argen Corporation

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Argen Corporation ("we, us, our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No 7, and intend to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Our planned principal operations have not commenced, therefore accounting policies and procedures have not yet been established.

NOTE B - USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates management is required to make. Actual results could differ from those estimates.

NOTE C - RELATED PARTY TRANSACTIONS

No value has been ascribed to services provided by our stockholder in the accompanying statement of operations. The value of these services was not significant during the period November 8, 1999 (date of incorporation) to December 31, 1999. In addition, the stockholder has agreed to pay corporate, organizational and other costs incurred by us and provide the following services at no cost to us until a business combination is effected:

1. Preparation and filings of required documents with the Securities and Exchange Commission.

2.    Location and review of potential target companies.

NOTE D - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to December 31, 1999, we recognized losses for both financial and tax reporting purposes. Accordingly, no deferred taxes have been provided for in the accompanying statement of operations.

At December 31, 1999, we had a net operating loss carryforward of approximately $3,557 for income tax purposes. This carryforward is available to offset future taxable income through the period ended December 31, 2019. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common equivalent shares outstanding as of December 31, 1999.

-------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

        The Company has one Director and Officer as follows:

       Name                     Age        Positions and Offices Held


       Alfred Arberman          54         President, Secretary, Director

       There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

      Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

     Alfred Arberman has served as President, Chief Executive Officer and a member of our board of directors since November 8, 1999. From July 1999 until October 1999, Mr. Arberman served as production manager of Richlace Inc., a textile manufacturing firm. From August 1998 until July 1999, Mr. Arberman was an independent textile manufacturing consultant. From July 1974 until August 1998, Mr. Arberman served as the Vice President of Manufacturing of Westchester Lace, Inc., a textile manufacturing firm.

PREVIOUS BLANK CHECK COMPANIES

      Management has not been involved in any previous blank check offerings.

CURRENT BLANK CHECK COMPANIES

      Alfred Arberman, our President, is currently involved with other blank check companies, and is involved in creating additional companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination.

      Target companies will be located for us and other identical blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, certain blank check companies may differ from us in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, preference of a certain blank check company name by management of the target company, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

      Mr. Arberman is the President, sole director and a beneficial shareholder of Aguay Corporation, Arber Holdings, Argen Corporation, Entina Corporation, Renjo Corporation and Urag Corporation. Each of these companies has filed a registration statement on Form 10-SB under the Exchange Act, which became effective January 15, 2000. The initial business purpose of each of these companies is to engage in a merger or acquisition with an unidentified company or companies and each will be classified as a blank check company until completion of a business acquisition.

RECENT TRANSACTIONS BY BLANK CHECK COMPANIES

      None.

CONFLICTS OF INTEREST

      Alfred Arberman, our sole officer and director, has organized and expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as an officer and director of the Company. In addition, insofar as Mr. Arberman is engaged in other business activities, he may devote only a portion of his time to our affairs.

      A conflict may arise in the event that another blank check company with which Mr. Arberman is affiliated also actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, other blank check companies may differ from us in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

      Mr. Arberman intends to devote as much time to our activities as required. However, should such a conflict arise, there is no assurance that Mr. Arberman would not attend to other matters prior to those of the Company. Mr. Arberman estimates that our business plan can be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure cannot be stated with precision.

     Mr. Arberman is the President, Director and controlling shareholder of Joren LLC., a Delaware LLC, which owns 5,000,000 shares of the Company's common stock. At the time of a business combination, some or all of the shares of common stock owned by Joren LLC. may be purchased by the target company or retired by the Company. The amount of common stock sold or continued to be owned by Joren LLC. cannot be determined at this time.

      The terms of business combination may include such terms as Mr. Arberman remaining a director or officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Joren LLC., for the purchase or retirement of all or part of its common stock of the Company by a target company or for services rendered incident to or following a business combination. Mr. Arberman would directly benefit from such employment or payment. Such benefits may influence Mr. Arberman's choice of a target company. However, Mr. Arberman's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

      We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management, affiliates or associates have any interest, direct or indirect.

      There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.

INVESTMENT COMPANY ACT OF 1940

      Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940. Any violation of such Act would subject us to material adverse consequences.

ITEM 10 - EXECUTIVE COMPENSATION.

      Our officer and director does not receive any compensation for his services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of the Company, as the officer and director and controlling shareholder of Argen Corporation. See "ITEM 9. Directors, Executive Officers, Promoters And Control Persons - Conflicts of Interest".

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth each person known by us to be the beneficial owner of five percent or more of our Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

  Name and Address                    Amount of Beneficial         Percentage
  of Beneficial Owner                     Ownership                  of Class

  Joren LLC. (1)                          5,000,000                    100%
  18555 NE 14th Ave.
  Building "F" Ste.  611
  North Miami Beach, Florida 33179

  Alfred Arberman  (2)                     5,000,000                    100%
  18555 NE 14th Ave.
  Building "F" Ste.  611
  North Miami Beach, Florida 33179

  All Executive Officers and
  Directors as a Group (1 Person)          5,000,000                    100%

(1) Mr. Arberman is the controlling shareholder and sole director and officer of Joren LLC. Joren LLC. has agreed to provide certain assistance to us in locating potential target companies, and to pay all of our costs until a business combination, without reimbursement. See "PLAN OF OPERATIONS General Business Plan".

(2) As the controlling shareholder, sole director and officer of Joren LLC., Mr. Arberman is deemed to be the beneficial owner of the common stock of the Company owned by Joren LLC.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      We have issued a total of 5,000,000 shares of Common Stock to the following persons for a total of $500 in cash:

Name                   Number of Total Shares                   Consideration


Joren LLC.                    5,000,000                              $500

     Mr. Arberman is the sole director, controlling shareholder and president of Joren LLC. With respect to the sales made to Joren LLC., we relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORMS 8-K

Exhibits - None.
--------

Financial Statement Schedules - None.
-----------------------------

Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              ARGEN CORPORATION

                  By:     ____________________________________________________
                          Chief Executive Officer

Dated: April 13, 2000


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                            DATE
---------                   -----                            ----

                            Director, Chief Accounting        April 13, 2000
                            Officer
----------------------------