Form 10QSB
period 2001-03-31
ARGEN CORP
filed 2001-05-15
CIK 1098860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

Commission File Number: 000-28127

ARGEN CORPORATION
(Exact name of registrant as specified in charter)

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

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2001.

5,000,000 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

ARGEN CORPORATION
INDEX TO FORM 10-QSB

ARGEN CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS	March 31, 2001 (Unaudited)	December31, 2000
CURRENT ASSETS-
Cash and cash equivalents	$ 500	$ 500

TOTAL	$ 500	$ 500

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ 1,000

STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	6,376	5,376
Deficit accumulated during the development stage	(6,376)	(6,376)
Total Stockholder's Equity (Deficit)	500	(500)

TOTAL	$ 500	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000	For the Period November 8, 1999 (date of incorporation) to March 31, 2001

EXPENSES:
Professional and consulting	$ -	$ -	$ 6,077
Organization costs	-	-	299

Total Expenses	-	-	6,376

NET LOSS	$ -	$ -	$ (6,376)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	5,000,000	5,000,000	5,000,000

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the three months ended March 31, 2001
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2000	5,000,000	$ 500	$ 5,376	$ (6,376)	$ (500)

Capital contribution			1,000		1,000

Net loss for the three months ending
March 31, 2001				-	-

Balances, March 31, 2001	5,000,000	$ 500	$ 6,376	$ (6,376)	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2001	For the three months ended March 31, 2000	For the period November 8, 1999 (date of incorporation) to March 31, 2001
Cash Flows From Operating Activities:
Net loss	$ -	$ -	$ (6,376)
Adjustment to reconcile net loss to net cash used by operating
activities – (decrease) increase in accrued liabilities	(1,000)	-	-

Net Cash Used by Operating Activities	(1,000)	-	(6,376)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	500
Capital contributions	1,000	-	6,376
Cash Provided by Financing Activities	1,000	-	6,876

Net Increase In Cash and Cash Equivalents	-	-	500

Cash and Cash Equivalents at Beginning of Period	500	500	-

Cash and Cash Equivalents at End of Period	$ 500	$ 500	$ 500

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Argen Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999. We are considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7, and intend to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Our planned principal operations have not commenced, therefore most of our accounting policies and procedures have not yet been established.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates we are required to make. Actual results could differ from our estimates.

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000 contained in our Form 10-KSB.

NOTE B - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to March 31, 2001, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2001, we had a net operating loss carryforward of approximately $6,400 for income tax purposes. This carryforward is available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE C - RELATED PARTY TRANSACTION

Our shareholder has funded, and has agreed to continue funding all of our expenses until such time as a merger, asset acquisition or other business combination transaction is effected. None of these funds expended on our behalf will be reimbursable to our shareholder; accordingly payment of these amounts have been, and will continue to be, reflected in our financial statements as contributed capital.

NOTE D – NET LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period(s) by the weighted average number of common shares outstanding during such period(s). Diluted net loss per share is computed by dividing the net loss for the period(s) by the number of common and common equivalent shares outstanding during such period(s). There were no common equivalent shares outstanding at any time since our inception; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying statements of operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2000, and the financial statements as of and for the three months ended March 31, 2001 and 2000 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We have no assets and have not generated any revenues to date. Our expenses from inception through March 31, 2001, all funded by capital contributions from our stockholder, are $6,376.

Substantially all of our expenses arise from our efforts to identify a suitable merger, acquisition or other business combination candidate. Our stockholder has agreed to fund our cash requirements until such a transaction is closed. So long as this agreement is in effect, we anticipate having sufficient funds to satisfy our cash requirements. Accordingly, we do not intend to seek additional financing or issue any additional securities before the closing of a business combination. This is primarily because we anticipate incurring no significant expenditures; we anticipate our expenditures will be limited to accounting fees, legal fees, telephone, mailing, filing fees and occupational license fees.

Readers are referred to the cautionary statement, which addresses forward- looking statements.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officer or agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements may appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability to successfully identify, consummate and integrate a potential business combination at reasonable and anticipated costs; (ii) any material inability to successfully internally develop our products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (v) any increased competition in business; (vi) any inability to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

SIGNATURE	TITLE	DATE
/s/ Alfred Arberman	Director, Chief Accounting Officer	May 14, 2001