Form 10QSB
period 2002-03-31
ARGEN CORP
filed 2002-05-16
CIK 1098860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2001.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .

Commission File Number: 000-28127

ARGEN CORPORATION
(Exact name of registrant as specified in charter)

DELAWARE (State of or other jurisdiction of incorporation or organization)	pending (IRS Employer I.D. No.)

14411 Telegraph Road, Whittier, CA  90604
(Address of Principal Executive Offices)

(562) 903-0744
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

YES ( ) NO (X)

ARGEN CORPORATION
INDEX TO FORM 10-QSB

ARGEN CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS	March 31, 2002 (Unaudited)	December31, 2001
CURRENT ASSETS-
Cash and cash equivalents	$ 500	$ 500

TOTAL	$ 500	$ 500

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ 1,000

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	6,376	5,376
Deficit accumulated during the development stage	(6,376)	(6,376)
Total Stockholders Equity (Deficit)	500	(500)

TOTAL	$ 500	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001	For the Period November 8, 1999 (date of incorporation) to March 31, 2002

EXPENSES:
Professional and consulting	$ -	$ -	$ 6,077
Organization costs	-	-	299

Total Expenses	-	-	6,376

NET LOSS	$ -	$ -	$ (6,376)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	5,000,000	5,000,000	5,000,000

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
For the three months ended March 31, 2002
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2001	5,000,000	$ 500	$ 5,376	$ (6,376)	$ (500)

Capital contribution			1,000		1,000

Net loss for the three months ending
March 31, 2002				-	-

Balances, March 31, 2002	5,000,000	$ 500	$ 6,376	$ (6,376)	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2002	For the three months ended March 31, 2001	For the period November 8, 1999 (date of incorporation) to March 31, 2002
Cash Flows From Operating Activities:
Net loss	$ -	$ -	$ (6,376)
Adjustment to reconcile net loss to net cash used by operating
activities (decrease) increase in accrued liabilities	(1,000)	-	-

Net Cash Used by Operating Activities	(1,000)	-	(6,376)

Cash Flows From Financing Activities:
Issuance of common stock	-	-	500
Capital contributions	1,000	-	6,376
Cash Provided by Financing Activities	1,000	-	6,876

Net Increase In Cash and Cash Equivalents	-	-	500

Cash and Cash Equivalents at Beginning of Period	500	500	-

Cash and Cash Equivalents at End of Period	$ 500	$ 500	$ 500

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001 contained in our Form 10-KSB.

NOTE B - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to March 31, 2002, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2002, we had a net operating loss carryforward of approximately $6,400 for income tax purposes. This carryforward is available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

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

NOTE D NET LOSS PER SHARE

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 2001, and the financial statements as of and for the three months ended March 31, 2002 and 2001 included with this Form 10-QSB.

We are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. We have no assets and have not generated any revenues to date. Our expenses from inception through March 31, 2002, all funded by capital contributions from our stockholder, are $6,376.

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

SIGNATURE	TITLE	DATE
/s/ James Mansir, Jr.	Director, Chief Accounting Officer	May 29, 2002