Form 10QSB
period 2004-03-31
ARGEN CORP
filed 2004-07-01
CIK 1098860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

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

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2004.

12,525,400 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

ARGEN CORPORATION
INDEX TO FORM 10-QSB

ARGEN CORPORATION
(A Development Stage Enterprise)

BALANCE SHEETS AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

ASSETS	March 31, 2004 (Unaudited)	December31, 2003
CURRENT ASSETS-
Cash and cash equivalents	$ 8200	$ 1250

TOTAL	$ 8200	$ 1250

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ 1,000

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 12,525,400 shares issued and outstanding	1250	1250
Additional paid-in capital		5,376
Deficit accumulated during the development stage	(6,376)	(6,376)
Total Stockholders Equity (Deficit)		(500)

TOTAL	$ 1824	$1250

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period November 8, 1999 (date of incorporation) to March 31, 2004

EXPENSES:
Professional and consulting	$ -	$ -	$ 6,077
Organization costs	-	-	299

Total Expenses	-	-	6,376

NET LOSS	$ -	$ -	$ (6,376)

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	12,500,000	5,000,000	12,500,000

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
For the three months ended March 31, 2004
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2004	12,500,000	$ 1250	$ 5,376	$ (6,376)	$ (500)

Capital contribution			1,000		1,000

Net loss for the three months ending
March 31, 2004				-	-

Balances, March 31, 2004	12,500,000	$ 1250	$ 6,376	$ (6,376)	$ 500

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2004	For the three months ended March 31, 2003	For the period November 8, 1999 (date of incorporation) to March 31, 2004
Cash Flows From Operating Activities:	$ 600
Net loss	$ -	$ -	$ (6,376)
Adjustment to reconcile net loss to net cash used by operating
activities (decrease) increase in accrued liabilities		-	-

Net Cash Used by Operating Activities		-	(6,376)

Cash Flows From Financing Activities:
Issuance of common stock	6350	7,500,000	12,500,000
Capital contributions		-	6,376
Cash Provided by Financing Activities		-	6,876

Net Increase In Cash and Cash Equivalents	6950	-	500

Cash and Cash Equivalents at Beginning of Period	$ 1250	500	-

Cash and Cash Equivalents at End of Period	$ 8200	$ 1250	$ 1250

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Argen Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999.  Argen has begun its focus on  its business segments. Our planned principal operations commenced on Jan 01, 2004.  We also announced the availability of our  wholly owned subsidiary Retail Land which provides E-solutions for its clients' marketing, manufacturing and distribution programs.    The Company maintains its accounts on the accrual basis of accounting.

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003 contained in our Form 10-KSB.

NOTE B - INCOME TAXES

During the period November 8, 1999 (date of incorporation) to March 31, 2004, we recognized losses for both financial and tax reporting purposes. Accordingly, no provision for income taxes and/or deferred income taxes payable have been provided for in the accompanying financial statements.

At March 31, 2004, we had a net operating loss carryforward of approximately $6,400 for income tax purposes. This carryforward is available to offset future taxable income through the period ended March 31, 2021. The deferred income tax asset arising from this net operating loss carryforward is not recorded in the accompanying balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109.

NOTE C - RELATED PARTY TRANSACTION

The Company has received cash advances from Jim Mansir, Chairman and CEO of the Company, in varying amounts and at various times subsequent to the inception of the Company. These shareholder loans were non-interest bearing, non-collateralized and due on demand.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended December 31, 2003 and 2002 and the Form 10-KSB for the fiscal year ended December 31, 2003.

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

SIGNATURE	TITLE	DATE
/s/ James Mansir, Jr.	Director, Chief Accounting Officer	April 20, 2004