Form 10QSB
period 2004-12-31
ARGEN CORP
filed 2005-06-30
CIK 1098860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended December 31, 2004.

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

YES ( ) NO (X)

ARGEN CORPORATION
INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Balance Sheets as of September 30, 2004 and December 31, 2004	3
Statements of Operations for the three months ended December 31, 2004 and 2003, and the period November 8, 1999 (date of incorporation) to December 31, 2004	4
Statement of Stockholders Equity (Deficit) for the three months ended December 31, 2004	5
Statements of Cash Flows for the three months ended December 31, 2004 and 2003, and the period November 8, 1999 (date of incorporation) to December 31, 2004	6
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	9
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	10
Item 2. Changes in Securities	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Securities Holders	10
Item 5. Other Information	10
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	10

ARGEN CORPORATION

BALANCE SHEETS AS OF September 30, 2004 AND DECEMBER 31, 20034

ASSETS	Sept 30, 2004 (Unaudited)	December31, 2004
CURRENT ASSETS-	$10,224,200	$10,224,200
Cash and cash equivalents	$8,800	$9,400

TOTAL	$10,233,000	$10,233,600

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ -

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 12,525,400 shares issued and outstanding	1253	1253
Additional paid-in capital
Deficit accumulated during the development stage
Total Stockholders Equity (Deficit)

TOTAL	$10,233,000	$10,233,600

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	For the Period November 8, 1999 (date of incorporation) to December 31, 2004

EXPENSES:
Professional and consulting	$ -	$ -	$ -
Organization costs	-	-	$ -

Total Expenses	-	-	$ -

NET LOSS	$ -	$ -	$ -

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	12,525,400	12,525,400	12,525,400

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
For the three months ended December 31, 2004
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, December 31, 2004	12,525,400	$ 1253	$ 5,376	$ -	$ -

Capital contribution			$ -		$ -

Net loss for the three months ending
December 31, 2003				-	-

Balances, September 30, 2004	12,525,400	$ 1253	$ -	$ -	$ 1253

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended December 31, 2004	For the three months ended December 31, 2003	For the period November 8, 1999 (date of incorporation) to December 31, 2004
Cash Flows From Operating Activities:	$ 600	$ -	$ 2400
Net loss	$ -	$ -	$ -
Adjustment to reconcile net loss to net cash used by operating
activities (decrease) increase in accrued liabilities		-	-

Net Cash Used by Operating Activities	$ -	$ -	$ -

Cash Flows From Financing Activities:
Issuance of common stock	$ -	$ -	6,350
Capital contributions		-	$ -
Cash Provided by Financing Activities		$ -	$ -

Net Increase In Cash and Cash Equivalents	600	$ -	2400

Cash and Cash Equivalents at Beginning of Period	$ 6480	$ -	$ 6480

Cash and Cash Equivalents at End of Period	$ 7280	$ -	$ 7280

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Argen Corporation ("we", "us", "our") was incorporated under the laws of the state of Delaware on November 8, 1999.  Argen has begun its focus on  its two business segments. Our planned principal operations commenced on Jan 01, 2004.  We also announced the availability of our  wholly owned subsidiary Retail Land which provides E-solutions for its clients' marketing, manufacturing and distribution programs.    The Company maintains its accounts on the accrual basis of accounting.

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

BASIS OF PRESENTATION

Our accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

NOTE B - INCOME TAXES

At this time, we are waiting for our accountant to calculate our taxes for the year ending December 31, 2004.

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended December 31, 2004 and 2003.

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

SIGNATURE	TITLE	DATE
/s/ James Mansir, Jr.	Director, Chief Accounting Officer	February 04, 2005