Form 10QSB
period 2005-03-31
ARGEN CORP
filed 2005-07-07
CIK 1098860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

YES ( X ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2005.

12,525,400 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (X)

ARGEN CORPORATION
INDEX TO FORM 10-QSB

ARGEN CORPORATION

BALANCE SHEETS AS OF December 31, 2004 AND March 31, 2005

ASSETS	Dec 31, 2004 (Unaudited)	March 31, 2005
CURRENT ASSETS-	$10,224,200	$10,224,200
Cash and cash equivalents	$9,400	$10,000

TOTAL	$10,233,600	$10,234,000

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES - accrued liabilities	$ -	$ -

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock - $0.0001 par value; authorized 5,000,000 common shares; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; authorized 20,000,000 common shares; 12,525,400 shares issued and outstanding	1253	1253
Additional paid-in capital
Deficit accumulated during the development stage
Total Stockholders Equity (Deficit)

TOTAL	$10,233,600	$10,234,000

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	For the Period November 8, 1999 (date of incorporation) to March 31, 2005

EXPENSES:
Professional and consulting	$ -	$ -	$ -
Organization costs	-	-	$ -

Total Expenses	-	-	$ -

NET LOSS	$ -	$ -	$ -

Net Loss Per Share-
Basic and Diluted	$ (.00)	$ (.00)	$ (.00)

Weighted Average Number of Shares Outstanding	12,525,400	12,525,400	12,525,400

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
For the three months ended March 31, 2005
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balances, March 31, 2005	12,525,400	$ 1253	$ 5,376	$ -	$ -

Capital contribution			$ -		$ -

Net loss for the three months ending
March 31, 2005				-	-

Balances, March 31, 2005	12,525,400	$ 1253	$ -	$ -	$ 1253

SEE NOTES TO FINANCIAL STATEMENTS.

ARGEN CORPORATION

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2005	For the three months ended March 31, 2004	For the period November 8, 1999 (date of incorporation) to March 31, 2005
Cash Flows From Operating Activities:	$ 600	$ 600	$ 3000
Net loss	$ -	$ -	$ -
Adjustment to reconcile net loss to net cash used by operating
activities (decrease) increase in accrued liabilities		$-	$-

Net Cash Used by Operating Activities	$ -	$ -	$ -

Cash Flows From Financing Activities:
Issuance of common stock	$ -	$ -	$6,350
Capital contributions		$-	$ -
Cash Provided by Financing Activities		$ -	$ -

Net Increase In Cash and Cash Equivalents	$600	$600	$1530

Cash and Cash Equivalents at Beginning of Period	$ 7280	$6230	$ -

Cash and Cash Equivalents at End of Period	$ 7990	$6830	$ 7990

Supplemental disclosure of cash flow information:

Cash Paid For:
Interest	$ 0	$ 0	$ 0
Income Taxes	$ 0	$ 0	$ 0

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended March 31, 2005 and 2004.

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

SIGNATURE	TITLE	DATE
/s/ James Mansir, Jr.	Director, Chief Accounting Officer	May 14, 2005